Form 10-K
period 1996-11-29
GS MORTGAGE SECURITIES CORP II
filed 1997-04-11
CIK 1004158

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended November 29, 1996
                 Commission File Number: 33-99774

              GS MORTGAGE SECURITIES CORPORATION II
-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


           Delaware                            22-3442024
-----------------------------------------------------------------
(State or other jurisdiction of              I.R.S. Employer
 incorporation or organization)             Identification No.


c/o 85 Broad Street
New York, New York                               10004
-----------------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (212) 902-1000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.


Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes |X|    No |__|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                         Not Applicable
                                         --------------

The aggregate market value of voting stock held by non-affiliates of the Registrant as of November 29, 1996.
                                         Not Applicable
                                         --------------

                              PART I


Item 1. Business

      On March 22, 1996, GS Mortgage Securities Corporation II entered into a Pooling and Servicing Agreement, dated as of March 1, 1996, with State Street Bank and Trust Company, as trustee, and Protective Life Insurance Company, as servicer and special serciver. Pursuant to the Pooling and Servicing Agreement, a Trust was created in to which the Seller deposited certain Mortgage Loans. The trust issued Commercial Mortgage Pass-Through Certificates, Series 1996-PL consisting of the Class A-1, Class A-2, Class B, Class C, Class D, Class X-1, Class X-2, Class X-3, Class E, Class F, Class G, Class R-1 and Class R-11 Certificates. Only Class A-1 and Class A-2 were publicly offered pursuant to the Registration Statement.


Item 2.  Properties

      As a supplement to the information with respect to the Mortgage Loans and related Mortgaged Properties included in the Distribution Date Reports attached as Exhibit C, see also:

      A. Exhibit A: Report of Independent Accountants with respect to the activities of the Servicer and Special
           Service.

      B.   Exhibit B: Certifications of the Servicer and the
           Special Servicer.


Item 3.  Legal Proceedings

      There are no material pending legal proceedings involving the Trust Fund, any Mortgage Pool, any custodian, the Trustee, Servicer, Special Servicer or GSMSC II (other than ordinary routine litigation incidental to the Trustee's, any custodian's, the Servicer's, the Special Servicer's or the Registrant's duties under the Pooling and Servicing Agreement)


Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                             PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

      The Trust is not an issuer of common stock. The Trust consists of the following Certificates:

                                          Number of Holders
                Certificate               as of November 29, 1996

                Class A-1                      23
                Class A-2                       6
                Class B                         1
                Class C                         1
                Class D                         1
                Class E                         1
                Class F                         1
                Class G                         1
                Class X-1                       1
                Class X-2                       1
                Class X-3                       1


Item 6.  Selected Financial Data

      Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Not applicable.


Item 8.  Financial Statements and Supplementary Data

      Not applicable.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

                             PART III


Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.


Item 11.  Executive Compensation

      Not applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      There were no changes in any class or classes of Certificates which would result in the selection of a new
Operating Advisor. There was no change in the Operating Advisor.


Item 13.  Certain Relationships and Related Transactions

      There have been no reportable transactions under Item 404
(a)(3) of Regulation S-K.

      Items 404 (a), (b), (c), and (d) are not applicable.

                             PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)  The following documents are filed as part of this report:
           (1) Financial Statements
                Exhibit A - Report of Independent Accountants
                Exhibit B - Certificates of Servicer and Special Servicer Exhibit C - Distribution Date Statement to Certificate
                            Holders
                Exhibit D - Mortgage Loan Characteristics Reports

      (b) The following Reports on Form 8-K have been filed during the last quarter of the period covered by this report:
                (1) Distribution Date Reports for the period ended September 16, 1996.
                (2) Distribution Date Reports for the period ended October 16, 1996.
                (3) Distribution Date Reports for the period ended November 16, 1996.

      (c) The following Exhibits filed with the Registration Statement on Form S-3 are incorporated by reference:
                (1) Articles of incorporation and by-laws (2) Pooling and Servicing Agreement (3) Consents of experts and counsel (4) Power of attorney

      (d)  Not applicable.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                    GS Mortgage Securities Corporation II
                    (Registrant)


                     By: State Street Bank and Trust
                         Company as Trustee for
                         GS Mortgage Securities Corporation II



Date: April 11, 1997

                          By: /s/ James H. Byrnes
                             ----------------------------------
                               Name:  James H. Byrnes
                               Title: Assistant Vice President