Form 10-K
period 1999-12-31
GS MORTGAGE SECURITIES CORP II
filed 2000-03-29
CIK 1004158

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 1999

Commission File Number: 333-40939

GS MORTGAGE SECURITIES CORPORATION II issuer in respect of
Commercial Mortgage Pass-Through Certificates Series 1999-C1
(Exact Name of registrant as specified in its charter)

Delaware      			22-3442024
(State or Other Juris-		(I.R.S. Employer
diction of Incorporation)     Identification No.)

85 Broad Street, New York,  New York,  10004
(Address of Principal Executive Office)

212-902-1000
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the
Act:     None

Securities registered pursuant to Section 12(g) of the
Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1999.

Not applicable.

Number of shares of common stock outstanding as of December 31, 1999.

Not applicable.



 Table of Contents


PART I

Item 1. Business...............................................3

Item 2. Properties.............................................3

Item 3. Legal Proceedings......................................3

Item 4. Submission Of Matters To A Vote Of Security Holders....3

PART II

Item 5. Market For Registrant's Common Equity And
Related Shareholder Matters....................................3

Item 6. Selected Financial Data................................3

Item 7. Management's Discussion And Analysis Of Financial
Condition And Results Of Operations............................4

Item 8. Financial Statements And Supplementary Data............4

Item 9. Changes In And Disagreements With Accountants On
Accounting And Financial Disclosure......................4

PART III

Item 10. Directors And Executive Officers Of The Registrant....4

Item 11. Executive Compensation................................4

Item 12. Security Ownership Of Certain Beneficial Owners And
Management..............................................4

Item 13. Certain Relationships And Related Transactions..... ..4

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports On
Form 8-K................................................4

Signatures.....................................................4

Exhibit Index..................................................4

PART I

ITEM 1.         BUSINESS

This Annual Report on Form 10-K relates to the Trust Fund formed, and the Commercial Mortgage Pass-Through Certificates, Series 1999-C1 issued, pursuant to a Pooling and Servicing Agreement, dated as of January 10, 1999 (the "Pooling and Servicing Agreement"), by and among GS Mortgage Securities Corporation
II as sponsor, GMAC Commercial Mortgage Corporation, as master Servicer, Lennar Partners, Inc., as special servicer, LaSalle National Bank, as Trustee, and REMIC Administrator, and ABN AMRO Bank, N.V., as fiscal agent, Amresco Capital Limited, Inc., Goldman Sachs Mortgage Company, Daiwa Finance Corp. and Daiwa Real Estate Finance Corp. The Class A-1, Class A-2, Class X, Class B, Class C, Class D, and Class E Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3 (No. 333-40939) (the "Registration Statement").

Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling and Servicing
Agreement.

This Annual Report is being filed by the Trustee, in its Capacity as such under the Pooling and Servicing Agreement, on behalf of Registrant. The information contained herein has been supplied to the Trustee by one or more of the Borrowers or other third parties without independent review or investigation by the Trustee. Pursuant to the Pooling and Servicing Agreement, the Trustee is not responsible for the accuracy or completeness of such information.

ITEM 2.         PROPERTIES

See Exhibits 99.1 and 99.2 hereto for Servicer s Annual
Statement of Compliance and Servicer s Independent Accountant's
Report on Servicer's servicing activities.

ITEM 3.         LEGAL PROCEEDINGS

Except for claims arising in the ordinary course of business and which are covered by liability insurance, there are no material pending legal proceedings involving the Trust Fund, the Mortgages comprising the Trust Fund or the Trustee, the Special Servicer or the Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

There was one registered holder of the Certificate representing an equity interest in the Trust as of December 31, 1999. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF A
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA

Not applicable.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Items 10, 11, 12 and 13 is not applicable as the trust fund does not have directors or officers and Certificateholders have no right to vote (except with respect to required consents to certain amendments to the Pooling and Servicing Agreement and upon certain events of default) or control the Trust Fund.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K

(a)
1. Servicer's Annual Statement of Compliance for the period ended 12/31/99.

2. Servicer's Independent Accountant's Report on Servicer's servicing activities.

(b) All current Reports on Form 8-K for the Trust have been filed as of 12/31/99.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its by the undersigned thereunto duly authorized.


LASALLE NATIONAL BANK, IN
ITS CAPACITY AS TRUSTEE UNDER
THE POOLING AND SERVICING
AGREEMENT ON BEHALF OF GS
Mortgage Securities Corporation
REGISTRANT


By: /s/ Russell Goldenberg
Name:  Russell Goldenberg
Title: Senior Vice President
Dated: March 29, 2000


EXHIBIT INDEX


Exhibit No.     Description

99.1   Servicer's Annual Statement of Compliance
99.2  Servicer's Independent Accountants' Report on
Servicer's servicing activities




GMAC Commercial Mortgage Corporation 150 South Wacker Drive,
28th Floor Chicago, IL 60606 Tel. 312-845-8539 Fax 312-845-8617

Diane M. Norberg
Vice President
CMBS Compliance



GS Mortgage Securities Corporation 11
Series 1999-Cl
Annual Statement as to Compliance
For Period of October 30 through December 31, 1999

Pursuant to section 3.14 of the Pooling and Servicing Agreement, I attest that:

A review of the activities of GMAC Commercial Mortgage as Special
Servicer during the period, and of its performance under this Agreement, has been made under my supervision.

(ii)	To the best of my knowledge, based on such review, GMAC
Commercial Mortgage as Special Servicer, has fulfilled in all material respects its obligations under this Agreement throughout the period.

(iii)That GMAC Commercial Mortgage as Special Servicer has maintained an effective internal control system over the servicing of mortgage loans. However, during the period of October 30 through December 31, 1998, GMAC Commercial Mortgage as Special Servicer did not service any Specially Serviced Mortgaged Loans.

(iv)	GMAC Commercial Mortgage as Special Servicer has received
no notice regarding qualifications, or challenging the status, of the Trust Fund as a REMIC from the Internal Revenue Service or any other governmental agency or body.


BY: Aline Moulia

Vice President, GMAC Commercial Mortgage Corporation