Form 10-K
period 2012-12-31
GS MORTGAGE SECURITIES CORP II
filed 2013-03-29
CIK 1004158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____
FORM 10-K
(Mark One)
(x)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2012
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number of issuing entity: 333-171508-04
GS Mortgage Securities Trust 2012-GCJ9,
(Exact name of issuing entity as specified in its charter)
GS Mortgage Securities Corporation II
(Exact name of the depositor as specified in its charter)
Jefferies LoanCore LLC
Goldman Sachs Mortgage Company
Citigroup Global Market Realty Corp.
Archetype Mortgage Funding I LLC
(Exact name of the sponsor as specified in its charter)
New York
46-1483808
46-1493598
(State or other jurisdiction of incorporation)
(I.R.S. employer identification no.)
c/o U.S. Bank National Association
190 S. LaSalle Street Chicago, IL
60603
(Address of principal executive offices)
(Zip Code)
Registrant's telephone number, including area code: (312) 332-7490
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.

Yes
No(x)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act.

Yes
No(x)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes
(x)
No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not applicable.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of "accelerated filer, large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer Accelerated filer
Non-accelerated filer (x) Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes
No(x)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not applicable.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,
13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Not applicable.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I,
Part II, etc.) into which the document is incorporated: (1) Any annual report to security holder; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.
The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1980).
Not applicable.
PART I
Item 1.
Business
Omitted
Item 1A.
Risk Factors
Omitted
Item 1B.
Unresolved Staff Comments
None
Item 2.
Properties
Omitted
Item 3.
Legal Proceedings
Omitted
Item 4.
Mine Safety Disclosures
Not applicable
PART II
Item 5.
Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Omitted
Item 6.
Selected Financial Data
Omitted
Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations
Omitted
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
Omitted
Item 8.
Financial Statements and Supplementary Data
Omitted
Item 9.
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Omitted
Item 9A.
Controls and Procedures.
Omitted
Item 9B.
Other Information.
None
PART III
Item 10.
Directors, Executive Officers and Corporate Governance
Omitted
Item 11.
Executive Compensation
Omitted
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Omitted
Item 13.
Certain Relationships and Related Transactions, and Director Independence
Omitted
Item 14.
Principal Accounting Fees and Services
Omitted
ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB
Item 1112 (b) (1) of Regulation AB. Significant Obligors of Pool Assets Financial Information.
The Bristol Plaza, 336 East 71st Street Mortgage Loan (Control #1 on Annex A of the prospectus supplement of the
Registrant relating to the issuing entity filed on November 27, 2012 pursuant to Rule 424(b)(5)), is a significant obligor within the meaning of Item 1101 (k)(2) of Regulation AB.
In accordance with Item 1112(b) of Regulation AB, the most recent unaudited Net Operating Income of the significant obligor is $11,298,315, a year-to-date figure for the period of January 1, 2012 through December 31,
2012.
Item 1114 (b) (2) of Regulation AB, Significant Enhancement Provider Financial Information.
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) or Regulation AB.
Item 1115 (b) of Regulation AB, Certain Derivatives Instruments Financial Information.
No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 or Regulation AB.
Item 1117 of Regulation AB, Legal Proceeding.
The Registrant knows of no material pending legal proceedings involving the entities contemplated by Item 1117 of
Regulation AB, other than routine litigation incidental to the duties of those respective parties.
Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
The information regarding this item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on November 27, 2012 pursuant to Rule 424(b)(5).
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit O to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this report is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).
Item 1123 of Regulation AB. Servicer Compliant Statement.
The servicer compliance statements are attached hereto under Item 15.
PART IV
Item 15.
Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K
(1)
Not applicable
(2)
Not applicable
(3)
4 Pooling and Servicing Agreement, dated as of November 1, 2012, by and among GS Mortgage
Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer,
Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor,
and U.S. Bank National Association, as Certificate Administrator and Trustee. (Filed as Exhibit 4 to
the Registrant's current report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

10.1 Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Goldman Sachs
Mortgage Company and GS Mortgage Securities Corporation II. (Filed as Exhibit 10.1 to the Registrant's
current report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)
10.2 Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Citigroup Global
Markets Reality Corp. and GS Mortgage Securities Corporation II. (Filed as Exhibit 10.2 to the
Registrant's current report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)
10.3 Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Archetype Mortgage
Funding I LLC and GS Mortgage Securities Corporation II. (Filed as Exhibit 10.3 to the Registrant's
current report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)
10.4 Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Jefferies LoanCore
LLC and GS Mortgage Securities Corporation II. (Filed as Exhibit 10.4 to the Registrant's current report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)
31. Rule 15(d)-14(d) Certification

33. Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 Pentalpha Surveillance, LLC, as Operating Advisor
33.4 U.S. Bank National Association, as Certificate Administrator
33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6 National Tax Search, LLC, as Servicing Function Participant

34. Attestation reports on assessment of compliance with servicing criteria for asset-backed securities
34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 Pentalpha Surveillance, LLC, as Operating Advisor
34.4 U.S. Bank National Association, as Certificate Administrator
34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.6 National Tax Search, LLC, as Servicing Function Participant

35. Servicer Compliance Statement
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 U.S. Bank National Association, as Certificate Administrator

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c)
Not applicable
EXHIBIT INDEX
Exhibit
Description
(4)
Pooling and Servicing Agreement, dated as of November 1, 2012, by and among GS Mortgage
Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master
Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Pentalpha Surveillance LLC, as
Operating Advisor, and U.S. Bank National Association, as Certificate Administrator and Trustee.
(Filed as Exhibit 4 to the Registrant's Current Report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

10.1 Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Goldman Sachs
Mortgage Company and GS Mortgage Securities Corporation II. (Filed as Exhibit 10.1 to the
Registrant's current report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)
10.2 Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Citigroup Global
Markets Reality Corp. and GS Mortgage Securities Corporation II. (Filed as Exhibit 10.2 to the
Registrant's current report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)
10.3 Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Archetype
Mortgage Funding I LLC and GS Mortgage Securities Corporation II. (Filed as Exhibit 10.3 to the
Registrant's current report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)
10.4 Mortgage Loan Purchase Agreement, dated as of November 1, 2012, between Jefferies LoanCore
LLC and GS Mortgage Securities Corporation II. (Filed as Exhibit 10.4 to the Registrant's current report on Form 8-K, filed on November 27, 2012 and incorporated by reference herein)

31
Rule 15(d)-14(d) Certification
33
Reports on assessment of compliance with servicing criteria for asset-backed securities
33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Rialto Capital Advisors, LLC, as Special Servicer
33.3 Pentalpha Surveillance, LLC, as Operating Advisor
33.4 U.S. Bank National Association, as Certificate Administrator
33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6 National Tax Search, LLC, as Servicing Function Participant
34
Attestation reports on assessment of compliance with servicing criteria for asset-backed securities
34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Rialto Capital Advisors, LLC, as Special Servicer
34.3 Pentalpha Surveillance, LLC, as Operating Advisor
34.4 U.S. Bank National Association, as Certificate Administrator
34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.6 National Tax Search, LLC, as Servicing Function Participant
35
Servicer Compliance Statement
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 U.S. Bank National Association, as Certificate Administrator

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)
By:
/s/ J. Theodore Borter
Name: J. Theodore Borter
Title:
President
Dated: March 29, 2013